Form 10-Q
period 2010-12-31
FANGXING HOLDING INC.
filed 2011-02-22
CIK 1503385

                                           UNITED STATES

                                SECURITIES AND EXCHANGE COMMISSION

                                        Washington, DC 20549

                                             FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: December 31, 2010.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Ac of 1934

For the transition period from         to

Commission File Number:   333-171741

                                        China Complant Group Inc

                             __________________________________________________

                           (Exact name of registrant as specified in its charter)

            Nevada                                           27-4052171

--------------------------------                     ----------------------------------

(State or other jurisdiction of                          (IRS Employer Identification No.)

incorporation or organization)

Room 51,_Floor 12 of Building B, FuTian Oriental Plaza,

HangHai East Road, ZhenZhou, Henan, 450000, China

(Address of principal executive offices)

Registrant's telephone number, including area code:  86-371-6911-2138

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days

Yes  [x]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]             Accelerated filer [ ]

Non-accelerated filer [ ](Do not        Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  []  No  [x]

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 25,000,000 shares of common stock with par value of $0.0001 per share outstanding as of February 21, 2011.

                               TABLE OF CONTENTS

                       TO QUARTERLY REPORT ON FORM 10-Q

                      FOR QUARTER ENDED December 31, 2010

                        Part I – FINANCIAL INFORMATION

     Page

Item 1. Financial Statements

        Balance Sheets

             4

        Statement of Operations

                         5

        Statement of Cash Flows

                         6

        Condensed Notes to Consolidated Financial Statement

             7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation

      22

Item 3. Quantitative And Qualitative Disclosure About Market Risk       23

Item 4T. Controls and Procedures

      23

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      24

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      24

Item 3. Defaults Upon Senior Securities

      24

Item 4. Submission of Matters to a Vote of Security Holders

      24

Item 5. Other Information

      24

Item 6. Exhibits

      24

China Complant Group Inc
Consolidated Balance Sheets
	(Expressed in US Dollars)
	December31,	September30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$ 962,336	$ 41,208
Restricted cash	2,318,118	1,821,055
Accounts receivable	1,016,820	1,004,923
Deposits	2,457,022	1,868,060
Due from directors	1,020,914	676,446
Other receivables	2,813,288	463,282
Inventories	223,048	3,567,845
Net investment in direct financing lease - current	887,855	877,468

Total current assets	11,699,401	10,320,287

Net investment in direct financing lease – non-current	3,648,660	3,825,339
Property, plant and equipment – net	6,191,076	6,254,876
Construction-in-progress	722,955	744,343
Intangible assets	136,254	135,410

Total assets	$22,398,345	$21,280,255

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans	$ 2,823,622	$ 2,089,209
Notes payable	3,005,242	1,523,493
Accounts payable	2,260,116	559,084
Other accounts payable and accrued liabilities	395,307	686,591
Advance from customers	28,587	4,979,968
Income tax payable	464,522
Other taxes payable	(159,757)	49,583
Due to directors
Total current liabilities	8,817,639	9,887,928

Long-term liabilities	161,916	192,653

Total liabilities	$8,979,555	$10,080,581
i
Commitments and contingencies Stockholders’ Equity
Common stock	14,493,465	14,493,465
Additional paid-in capital	1,856,244	1,856,244
Accumulated losses	(3,459,096)	(5,451,996)
Accumulated other comprehensive income	528,176	301,961

Total shareholders’ Equity	13,418,789	11,199,674

Total liabilities and shareholders’ equity	$22,398,345	$21,280,255

China Complant Group Inc Consolidated Statements of Operations
(Expressed in US Dollars)
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
	(Unaudited)	(Unaudited)

Net Revenues	$ 9,047,871	$ 21,970

Cost of Revenues	(6,337,399)	(1,186)

Gross Profit	$ 2,710,473	$ 20,784

General and Administrative Expenses	(175,604)	(323,231)

Operating Income (Loss)Loss	2,534,869	(302,447)

Other Income	1,684	537,842

Interest Income	0	16,856

Other expenses	0	(48,899)

Interest Expenses	(73,308)	(11,443)

Income Before Income Tax	$2,463,244.59	$191,909.00

Income Tax	(470,344)	(775)

Net Income	$ 1,992,901	$191,134

China Complant Group Inc
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(Expressed in US Dollars)
	Three Months Ended December 31	Three Months Ended December 31
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net Loss	$1,992,901	$191,134
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation of property, plant and equipment	147,117	13,185
Bad debt	-	40,438
Change in:
Restricted cash	(473,513)	681,934
Accounts receivable	(1)	(40,437)
Deposits	(564,473)	(387,790)
Due from directors	(335,050)	(676,516)
Other receivables	(2,334,698)	114,891
Inventories	3,372,841	(593,156)
Notes payable	1,457,581	1,507,809
Accounts payable	1,687,314	(63,004)
Advance from customers	(4,989,340)	(418,226)
Income tax payable	462,576
Other taxes payable	(209,048)	232,067
Due to directors
Other payable and accrued expenses	(298,158)	(699,651)
Net cash used in operating activities	(83,951)	(97,322)

Cash flows from investing activities
Acquisition of plant and Intangible assets	(9,173)	(3,369)
Proceeds from finance lease	221,034

Net cash generated from investing activities	211,861	(3,369)

Cash flows from financing activities
Cash receipts from investors	706,707	0
Net cash provided by/ (used in) financing activities	706,707	0

Effect of exchange rate changes on cash and cash equivalents	86,510	17,240

Net increase/(decrease) in cash and cash equivalents	921,126	3,245
Cash and cash equivalents at beginning of period	41,208	47,512
Cash and cash equivalents at end of period	$962,335	$50,757
Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	5,146
Interest paid	73,308	11,925

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Complant Group Holdings Inc (“China Complant” or “the Company”) was incorporated in the State of Nevada on December 16, 2009 under the name of FangXing Holding Inc. On December 20, 2010, JianXun Si purchased 97% of the outstanding shares of FangXing Holding Inc., became the Chairman and President, and changed the name of the company to China Complant Group Holdings Inc.

China Complant has not conducted any substantive operations of its own, and conducts its primary business operations through its variable interest entity (“VIE”), Henan Complant Mechanical & Electrical Equipment Group Co., Ltd (“Henan Complant”). Before September 8, 2010, Henan Complant was named as Henan Weilong Air Separation Equipment Co., Ltd. (“Henan Weilong”). Henan Weilong was incorporated in ZhenZhou, Henan, China by JianXun Si on November 27, 2001, and its business was manufacturing and sale of pressure containers, air separators, environmental equipment, lower temperature equipment, chemical equipment and metallurgical equipment, and air supplying investment, and undertaking internationally contracted projects, and exports and imports of goods and technologies. In August 2010, Henan Weilong established its subsidiary USA Weilong Electromechanically Trade Inc., in 9157 Las Turnas Dr., Temple City, CA 91780 for exports and imports purpose.

Following is the organization figure of this company.

China Complant Group Inc. (USA)
USA Weilong Electromechanical Trade Inc.
100% Owned
Outside of China
Inside of China
Contractual Arrangement
HeNan Complant Mechanical & Electrical Equipment Group Co., Ltd

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of Weilong and its subsidiaries and VIE, namely, .  All inter-company transactions and balances have been eliminated.

Minority interests at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by Weilong, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and the shareholders’ equity.  Minority interests in the results of the Company for the years are also separately presented in the income statement.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation and Transactions

The functional currency of Weilong (USA) is US Dollar (“US$”) and the financial records are maintained and the financial statements prepared in US$.  The functional currency of Weilong is RENMINBI (“RMB”) and their financial records are maintained, and their financial statements are prepared, in RMB.

Foreign currency transactions during the period are translated into each company’s denominated currency at the exchange rates at the transaction dates.  Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at the yearend exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with ASC 830. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations.  Translation gains and losses are recorded in translation reserve as a component of stockholders’ equity.

The value of the RMB is subject to changes in China’s central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Since 1994, the conversion of RMB into foreign currencies, including US$, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets.  Since 1994, the official exchange rate generally has been stable.  In July 2005, the Chinese government announced that it will no longer peg its currency exclusively to US$ but will switch to a managed floating exchange rate based on market supply and demand with reference to a basket of currencies which will likely increase the volatility of RMB as compared to US$.

The exchange rates used as of September 30, 2010 and December 31, 2009 are US$1:RMB6.7011, and US$1:RMB6.829, respectively.  The weighted average rates ruling for the periods ended September 30, 2010 and September 30, 2009 are US$1:RMB6.8095, and US$1:RMB6.8313, respectively.

Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies.  The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

The PRC subsidiaries conduct their business substantially in the PRC, and their financial performance and position are measured in terms of RMB.  Any devaluation of the RMB against the USD would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of USD. The PRC subsidiaries’ products are primarily procured, sold and delivered in the PRC for RMB.  Thus, their revenues and profits are predominantly denominated in RMB.  Should the RMB devalue against USD, such devaluation could have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC entities to the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and all highly liquid investments with an original maturity of three months or less.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible and the aging methods.  We have a limited number of customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Aging Of Accounts Receivable (in years)	Proportion of Provision
Less than 1	0
1 to 2	10％
2 to 3	30％
More than 3	100％

Inventories

Inventories are stated at the lower of cost or market.  Cost is calculated using first-in, first-out method.  Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition.  Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

Property, Plant, Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful life (in years)

Building	20
Computer equipment	3
Office equipment	5
Motor vehicle	10

Major improvements of property, plant and equipment are capitalized, while expenditures for repair and maintenance and minor renewals and betterments are charged directly to the statements of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Accounting for Leases

The Company follows ASC 840 for accounting for leases. In February 2010, the Company leased out its air separation facility in Wuxi and the lease term is 60 months. According to ASC 840, as a lessor, the Company classified the lease as direct financing lease. The following is the list of components of the Company’s net investment in direct financing lease:

Net minimum lease payments to be received

$3,881,037

Estimated residual values of leased property

   837,118

Less: Unearned income

   181,639

Net investment in direct financing lease

     $ 4,536,515

Intangible Assets

Intangible assets include land use right, and the company amortizes it on a straight-line basis based on the life of the assets.

Fair Values of Financial Instruments

The carrying amounts of financial instruments (cash and cash equivalents, investments, accounts receivable and accounts payable) approximate their fair values as of September 30, 2010 and 2009 because of the relatively short-term maturity of these instruments.

Revenue Recognition

The Company evaluates revenue recognition on a contract-by-contract basis as the terms of each arrangement vary.  The evaluation of the contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in the statements of operations.  Specifically, the Company may be required to make judgments about:

•

whether the fees associated with our products and services are fixed or determinable;

•

whether collection of our fees is reasonably assured;

•

whether we have the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and

•

whether we have verifiable objective evidence of fair value for our products and services.

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the years ended September 30, 2010 and 2009.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Accounting for Income Taxes.” Under ASC 740, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets not be realized.

ASC 740 also provides guidance for recognizing and measuring uncertain tax positions, and prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions.

Earnings per Common Share

The Company computes net earnings per share in accordance with ASC 260, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net earnings per share gives effect to common stock equivalents, however, potential common stock in the diluted EPS computation are excluded in net loss periods, as their effect is anti-dilutive.

Recent Accounting Pronouncements

On August 17, 2010, the FASB and IASB issued an ED on lease accounting. The ED, released by the FASB as a proposed ASU, creates a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The proposed ASU, if finalized, would converge the FASB’s and IASB’s accounting for lease contracts in most significant areas.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial condition and results of operations.

NOTE 3 Restricted cash

Restricted cash represent cash reserved for inventory purchases and various projects as follows:

December 31,       September 30,

   2010

       2010

Cash reserved for note issued for inventory

$ 2,318,118

$ 1,731,204

Cash reserved for Yueyi Project

                      89,851

Total

$ 2,318,118

$  1,821,055

NOTE 4 – DEPOSITS

Deposits represent the prepayment for inventory purchases. The balances at December 31, 2010 and September 30, 2010 were $2,457,022 and $1,868,060, respectively.

NOTE 5 - OTHER ACCOUNTS RECEIVABLE

	December 31,	September 30,
	2010	2010

Advances to staff	$614,479	$100,794
Amount from other company	2,081,843	82,738
Promissory deposits	113,270	276,096
Other receivables	3,696	3,653

Total	$2,813,288	$463,282

NOTE 6 - INVENTORIES

	December 31,	September 30,
	2010	2010

Parts and materials	$223,048	$2,741,383
Finished goods		656,715
Work in process		169,748

Total	$223,048	$3,567,845

Work-in-process includes payroll and other operating expenses associated with various contracts in progress.

NOTE 7– RELATED PARTY TRANSACTIONS

The Company, from time to time, borrowed money from and made repayment to one major stockholder who is also a management member of the Company.  The amounts due to this stockholder do not bear any interest and do not have clearly defined terms of repayment.  As of December 31, 2010 and September 30, 2010, the balances due from this stockholder were $1,020,914  and $676,446, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	September 30,
	2010	2010

Building	$1,573,690	$1,536,144
Machine equipments	5,304,284	5,274,138
Computer and office equipment	68,746	45,803
Motor vehicles	28,762	28,762
	6,975,482	6,884,847
Less: Accumulated depreciation	(784,406)	(629,971)

Net Value	$6,191,076	$6,254,876

NOTE 9 - CONSTRUCTION-IN-PROGRESS

	December 31,	September 30,
	2010	2010

Building and Machine equipments	$722,9553	$744,343

Total	$722,9553	$744,343

Construction-in-progress includes payroll and other costs associated with Guangtai project. Gangtai project is the new air supplying investment in Guangdong province, with a contract signed on April 23, 2009.

NOTE 10 – INTANGIBLE ASSETS

	December 31,	September 30,
	2010	2010

land use right	$133,356	$132,530
financial software	2,898	2,880

Total	$136,254	$135,410

Intangible assets include land use right and financial software.

NOTE 11 – BANK LOANS

The Company obtains loans from banks to fund operational needs. As of December 31 30, 2010 and September 30, 2010, the loan balances were $2,823,622 and $2,089,209, respectively. The loans are one year term and bear interest rates from 5.5410% to 6.3700%.

Interests are paid at the end of each quarter. The interests expenses for the fourth quarter of the 2010 and 2009 were $ 73,308 and $ 11,925, respectively.

In the fourth quarter , a $706,707 of new loans was signed between the company and Bank of Communications Co., Ltd., Zhengzhou Branch, and the interest rate were 6.372%.

NOTE 12 - OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	September 30,
	2010	2010

Accrued staff commission & bonus	$320,061	$251,482
Amount to staff and other company	55,523	385,920
Promissory deposits	0	29,697
Other payables		0
Unearned income	19,723	19,492

Total	$395,307	$686,591

Other payables include wages payable to employees, rental payable, and utilities payable.

NOTE 13 - INCOME TAX

The Company is incorporated in the United States and is subject to taxes in the United States. The Company conducts all of its business through its PRC VIE Henan Complant Mechanical & Electrical Equipment Group Co., Ltd (Henan Complant) which has its substantial business operations in China.

Henan Complant’s US subsidiary, USA Weilong Electromechenical Inc (USA Weilong), is also subject to US taxes.

Henan Complant (except its US subsidiary USA Weilong) is subject to taxes in the PRC. Henan Complant’s income from sales is subject to income tax at the rate of 25%. The income tax liabilities for three months ended December 31, 2010 and 2009 were $470,344 and $775, respectively. The income tax paid for the fourth quarter of 2010 and 2009 were $5,146 and $ 0 respectively.

NOTE 14 - OTHER TAXES PAYABLE

Other taxes payable comprise mainly of Valued-Added Tax (“VAT”) and Business Tax (“BT”). The Company is subject to output VAT levied at the rate of 17% of its operating revenue.  The input VAT paid on purchases of materials and other direct inputs can be used to offset the output VAT levied on operating revenue to determine the net VAT payable.  BT is charged at a rate of 5% on the revenue from other services.

As of December 31, 2010 and September 30, 2010, other taxes payable were $-159,757 and $49,583, respectively.

NOTE 15 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

	December 31,	September 30
	2010	2010

Net profit/(loss)	$1,992,901	($524,263)
Foreign currency translation adjustment	226,215	2,090
Comprehensive income/(loss)	$2,219,116	($522,174)

NOTE 16- CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Three Months Ended December 31,
	2010		2009
Net sales derived from:
Customer A	$7,259,163
Customer B			$21,970
Customer C	1,788,708
Customer D
Customer E

% to total net sales from:
Customer A	80%
Customer B			100%
Customer C	20%
Customer D
Customer E

Account receivable from:
Customer A
Customer B	*		*
Customer C
Customer D	*
Customer E

% to total accounts receivable from:
Customer A	*	%
Customer B			*	%
Customer C	*	%
Customer D
Customer E

* Less than 10%

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENT

~~Subject to Section 2~~ T ~~t~~ his document contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this document, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this document. The cautionary statements should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company.  Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

The statements made in this document should be read as being applicable to all forward-looking statements wherever they appear in this document, and any documents incorporated by reference herein

We do not undertake any obligation to update any forward-looking statements contained in this document to reflect new events or circumstances, unless and to the extent required by applicable law. ~~made by us.~~

Results of Operations:

For the three month ended December 31, 2010, the total shareholders’ Equity increased to $ $ 13,418,789 from $ 11,199,674 of September 30, 2010. The increase was mostly due to the contribution of operating profits.

Revenue for the three month ended December 31, 2010 was $ 9,047,871 compared with $ 21,970 in the same period of last year. The sharp increased mostly was due to the execution of undertaking project of Vietnam GaoPang Iron and Steel Joint-Stock Company to establish the steel production line, and other Chinese projects in progress.

The costs of sale the three month ended December 31, 2010 were $ 6,337,399 sharply increased from costs of 1,186 in the same period of last year. The sharply increase is due to the sharply increase of revenue.

Operating expenses:

                                          For the three month ended December 31

                                               2010                    2009

                                          ____________________   _________________________

                                           Percent of                 Percent of

                                       Amount    Total revenue   Amount    Total revenue

Gross Profits                        $  2,710,473     30%         20,784        95%

General and Administrative Expenses   $    175,604    2%      $ 323,231        1471%

The gross profits in 2010 were $ 2,710,473, 30% of the revenue, the comparison with 95% of the same quarter of last year is meaningless because that quarter did have little revenue.

General and Administrative Expenses.  General and administrative expenses totaled $ 175,604 for this quarter, as compared to $ $ 323,231 for the same period of last year.

Liquidity:

We get the liquidity from the operation margin, cash invest from the investor (officer), and loan from the bank. As of December 31, 2010 and 2009, we have cash $ 962,335 and $50,757 respectively. We believe that we have enough cash to meet the demand of next twelve month operation.

Item 3.  Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4T. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submissions of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          February 21, 2011                  China Complant Holding Inc.

                                               By: /s/ JianXun Si

                                            ____________________________

                                                 JianXun Si, President

                                               By: /s/ Yang Zhang

                                                Yang Zhang, CFO