Form 10-Q
period 2011-03-31
China Complant Group Inc
filed 2011-05-20
CIK 1503385

                                SECURITIES AND EXCHANGE COMMISSION

                                    Washington, DC 20549

                                             FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: March 31, 2011.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Ac of 1934

For the transition period from         to

Commission File Number:   0-54161

                                        China Complant Group Inc

                             __________________________________________________

                           (Exact name of registrant as specified in its charter)

            Nevada                                           27-4052171

--------------------------------                     ----------------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date: 25,000,000 shares of common stock with par value of $0.0001 per share outstanding as of May 19, 2011.

                               TABLE OF CONTENTS

                       TO QUARTERLY REPORT ON FORM 10-Q

                      FOR QUARTER ENDED March 31, 2011

                        Part I – FINANCIAL INFORMATION

                     Page

Item 1. Financial Statements

        Balance Sheets

                            4

        Statement of Operations

                                   6

        Statement of Cash Flows

                                   8

        Condensed Notes to Consolidated Financial Statement

                     10

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

Item 3. Defaults Upon Senior Securities

                 24

Item 4. Submission of Matters to a Vote of Security Holders

                  24

Item 5. Other Information

                        24

Item 6. Exhibits

                    24

China Complant Group Inc
Consolidated Balance Sheets

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$ 1,854,442	$41,208
Restricted cash	2,191,661	1,821,055
Accounts receivable	1,708,986	1,004,923
Deposits	2,392,957	1,868,060
Due from directors	1,699,276	676,446
Other receivables	1,669,070	463,282
Note Receivable	674,602
Inventories	1,503,673	3,567,845
Net investment in direct financing lease - current	896,834	877,468

Total current assets	$14,591,501	$10,320,287

Net investment in direct financing lease – non-current	3,461,347	3,825,339
Property, plant and equipment – net	6,125,760	6,254,876
Construction-in-progress	1,630,349	744,343
Intangible assets	136,865	135,410

Total assets	$25,945,821	$21,280,255

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans	$ 2,242,084	$ 2,089,209
Notes payable	2,984,772	1,523,493
Accounts payable	2,717,982	559,084
Other accounts payable and accrued liabilities	3,980,033	686,591
Advance from customers	28,876	4,979,968
Income tax payable	477,099
Other taxes payable	(315,613)	49,583
Due to directors	2,228

Total current liabilities	$12,117,461	$9,887,928

Long-term liabilities	189,134	192,653

Total liabilities	$12,306,595	$10,080,581

Stockholders’ Equity
Common stock	2,500	2,500
Additional paid-in capital	16,347,209	16,347,209
Accumulated losses	(3,355,969)	(5,451,996)
Accumulated other comprehensive income	645,486	301,961

Total shareholders’ Equity	$13,639,226	$11,199,674

Total liabilities and shareholders’ deficit	$25,945,821	$21,280,255

China Complant Group Inc
Consolidated Statements of Operations
	Six Months Ended March 31	Six Months Ended March 31	Three Months Ended March 31	Three Months Ended March 31
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$9,674,951	$44,068	$ 627,080	$ 22,098

Cost of Revenues	(6,759,504)	(4,408)	(422,106)	(3,222)

Gross Profit	$2,915,447	$39,659	$ 204,974	$ 18,875

Operating Expenses			0	0

General and Administrative

Expenses	(423,476)	(719,194)	(247,872)	(355,525)

Operating Loss	$2,491,971	($679,535)	($42,897)	($336,650)

Other Income	1,535	539,908	(149)	2,066

Interest Income			0	(16,856)

Other expenses		(8,855)	0	(394)

Interest Expenses	(98,698)	(24,375)	(25,390)	(12,932)

Loss Before Income Tax	$2,394,808	($172,857)	($68,437)	($364,766)

Income Tax	(476,012)	(6,483)	(5,668)	(5,708)

Net Loss	$1,918,796	($179,339)	($74,105)	($370,473)

Earning Per Share

Basic and Diluted

25,000,000 shares O/S

Respectively                              $ 0.08                    ($0.01)                  ($0.00)              ($0.01)

Weighted Average Number of

Common shares

Basic /Diluted                            25,000,000              25,000,000                25,000,000           25,000,000

China Complant Group Inc
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

	Six Months Ended March 31	Six Months Ended March 31
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net Loss	$1,918,796	($179,339)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation of property, plant and equipment	264,910	43,006
Bad debt	0	381,603
Change in:
Restricted cash	(327,632)	(401,845)
Accounts receivable	(709,721)	(381,603)
Deposits	(479,594)	(689,353)
Due from directors	(999,410)	0
Other receivables	(1,185,492)	(2,051,966)
Inventories	2,124,863	(2,645,594)
Accounts payable	2,128,476	(81,415)
Advance from customers	(5,018,366)	(306,646)
Income tax payable	473,080
Other taxes payable	(363,205)	(51,318)
Due to directors
Other payable and accrued expenses	3,250,672	2,430,782
Net cash used in operating activities	1,077,377	($3,933,688)

Cash flows from investing activities
Acquisition of plant and Intangible assets	9,188	(12,200)
Proceeds from finance lease	444,639	0
Notes receivable	(635,339)
Construction-in-progress increased	(862,253)

Net cash generated from investing activities	($1,043,765)	($12,200)

Cash flows from financing activities
Notes payable	1,415,629	5,057,534
Bank loan obtained	2,976,386
Bank loan repayment	(2,873,520)	0
Net cash provided by/ (used in) financing activities	$1,518,495	$5,057,534

Effect of exchange rate changes on cash and cash equivalents	$261,126	($1,030,549)

Net increase/(decrease) in cash and cash equivalents	$1,813,233	$81,097
Cash and cash equivalents at beginning of period	$41,208	$47,512
Cash and cash equivalents at end of period	$1,854,442	$128,608
Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	$62,674	$14,424
Interest paid	$98,698	$24,375

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

China Complant has not conducted any substantive operations of its own, and conducts its primary business operations through its variable interest entity (“VIE”), Henan Complant Mechanical & Electrical Equipment Group Co., Ltd (“Henan Complant”), under FASB issued ASU No. 2009-17, in December 2009, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. Before September 8, 2010, Henan Complant was named as Henan Weilong Air Separation Equipment Co., Ltd. (“Henan Weilong”). Henan Weilong was incorporated in ZhenZhou, Henan, China by JianXun Si on November 27, 2001, and its business was manufacturing and sale of pressure containers, air separators, environmental equipment, lower temperature equipment, chemical equipment and metallurgical equipment, and air supplying investment, and undertaking internationally contracted projects, and exports and imports of goods and technologies. In August 2010, Henan Weilong established its subsidiary USA Weilong Electromechanically Trade Inc. in 410 S. San Gabriel Blvd,#8, San Gabriel, CA 91776. On April 15, 2011, China Complant directly owned USA Weilong.

Following is the organization figure of this company.

China Complant Group Inc. (USA)
100% Owned
USA Weilong Electromechanical Trade Inc.
Outside of China
Inside of China
Contractual Arrangement
HeNan Complant Mechanical & Electrical Equipment Group Co.Ltd

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of China Complant and its subsidiaries and VIE, Henan Complant. All inter-company transactions and balances have been eliminated.

Minority interests at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by China Complant, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and the shareholders’ equity.  Minority interests in the results of the Company for the years are also separately presented in the income statement

Use of Estimates

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

The exchange rates used as of September 30, 2010 and March 31, 2011 are US$1:RMB6.7011, and US$1:RMB6.5564, respectively.  The weighted average rates ruling for the periods between September 30, 2010 and March 31, 2011 are US$1:RMB 6.6121,.

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

    0

1 to 2

10%

2 to 3

30%

More than  3

100%

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

Net minimum lease payments to be received

$ 3,712,521

Estimated residual values of leased property

   845,583

Less: Unearned income

      199,923

Net investment in direct financing lease

$  4,358,181

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred. Advertising expenses were insignificant for the quarters ended March 31, 2011 and 2010.

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

NOTE 3 Restricted cash

Restricted cash represent cash reserved for inventory purchases and various projects as follows:

March 31,            September 30,

   2011

   2010

Cash reserved for note issued for inventory

$ 2,191,661

$ 1,731,204

Cash reserved for Yueyi Project

                  89,851

Total

$ 2,191,661

     $1,821,055

NOTE 4 – DEPOSITS

Deposits represent the prepayment for inventory purchases. The balances at March 31, 2011 and September 30, 2010 were $ 2,392,957 and $1,868,060, respectively.

NOTE 5 - OTHER ACCOUNTS RECEIVABLE

	March 31,	September 30,
	2011	2010

Advances to staff	$518,724	$100,794
Amount from other company	1,146,589	82,738
Promissory deposits	23	276,096
Other receivables	3,734	3,653

Total	$1,669,070	$463,282

NOTE 6 - INVENTORIES

	March 31,	September 30,
	2011	2010

Parts and materials	$1,300,421	$2,741,383
Finished goods	203,252	656,715
Work in process	0	169,748

Total	$1,503,673	$3,567,845

Work-in-process includes payroll and other operating expenses associated with various contracts in progress.

NOTE 7– RELATED PARTY TRANSACTIONS

The Company, from time to time, borrowed money from and made repayment to one major stockholder who is also a management member of the Company.  The amounts due to this stockholder do not bear any interest and do not have clearly defined terms of repayment.  As of March 31, 2011 and September 30, 2010, the balances due from this stockholder were $ 1,699,276  and $676,446, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	September 30,
	2011	2010

Building	$1,589,603	$1,536,144
Machine equipments	5,387,387	5,274,138
Computer and office equipment	67,843	45,803
Motor vehicles	0	28,762
	7,044,832	6,884,847
Less: Accumulated depreciation	(919,072)	(629,971)

Net Value	$6,125,760	$6,254,876

NOTE 9 - CONSTRUCTION-IN-PROGRESS

	March 31,	September 30,
	2011	2010

Building and Machine equipments	$1,630,349	$744,343

Total	$1,630,349	$744,343

Intangible assets include land use right and financial software.

NOTE 11 – BANK LOANS

The Company obtains loans from banks to fund operational needs. As of March 31 30, 2011 and September 30, 2010, the loan balances were $2,242,084 and $2,089,209, respectively.

NOTE 12 - OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,	September 30,
	2011	2010

Accrued staff commission & bonus	$24,430	$251,482
Amount to staff and other company	3,905,328	385,920
Promissory deposits	30,352	29,697
Other payables		0
Unearned income	19,923	19,492

Total	$3,980,034	$686,591

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

Henan Complant’s US subsidiary, USA Weilong Electromechenical Inc (USA Weilong), is also subject to US taxes.

Henan Complant (except its US subsidiary USA Weilong) is subject to taxes in the PRC. Henan Complant’s income from sales is subject to income tax at the rate of 25%. The income tax liabilities for six months ended March 31, 2011 and 2010 were $ 476,012and $ 6,483, respectively. The income tax paid for the six months ended March 31, 2011 and 2010 were $10,874 and $ 0 respectively.

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

As of March 31, 2010 and September 30, 2010, other taxes payable were $-315,613 and $49,583, respectively.

NOTE 15 – COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss) were as follows:

March 31 ,	March 31
2011	2010

Net profit/(loss)	$1,918,796	$179,339
Foreign currency translation adjustment	-343,526	-7,506
Comprehensive income/(loss)	$1,575,270	$171,833

NOTE 16- CONCENTRATION OF CUSTOMERS

During the year, the following customers accounted for more than 10% of total sales:

	Six Months Ended March 31,
	2011		2010
Net sales derived from:
Customer A	$ 7,547,481
Customer B			$ 23,854
Customer C	2,127,470
Customer D
Customer E

% to total net sales from:
Customer A	100%
Customer B			99%
Customer C	100%
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

Revenue for the three month ended March 31, 2011 was $ 627,080 compared with $ 22,098 in the same period of last year. The revenue of this quarter mostly was due to the execution of undertaking project of Vietnam Cao Bang Iron and Steel Joint-Stock Company to establish the steel production line, and other Chinese projects in progress.

The costs of sale the three month ended March 31, 2011 were $ 422,106, with about 30% of profits margin, increased from costs of 18,875 in the same period of last year. The increase was due to the increase of revenue. The profits margin of same period of last year was 85%, which did not represent the general business operation results because of little revenue generated in that period.

Operating expenses:

                                                 For the three month ended March 31

                                                      2011                     2010

                                          ____________________   _________________________

                                                            Percent of                 Percent of

                                                  Amount    Total revenue   Amount    Total revenue

Gross Profits                               $  204,974      33%          18,875        85%

General and Administrative Expenses      $   247,872       40%         $ 355,525        1609%

                                                 For the Six month ended March 31

                                                     2011                    2010

                                             ____________________   _________________________

                                                         Percent of                   Percent of

                                            Amount    Total    revenue     Amount    Total revenue

Gross Profits                               $  2,915,447     30%       39,659        90%

General and Administrative Expenses       $    423,476       4%        $ 719,194     1632%

For the six month ended March 31 of 2011 and 2010, the gross profits in 2011 were $ 2,915,447, 30% of the revenue, the comparison with 90% of the same quarter of last year, which did not represent the general business operation results because of little revenue generated in that period.

General and Administrative Expenses ..  General and Administrative expenses totaled $ 247,872 for this quarter, as compared to $ 355,525 for the same period of last year. In six month until March 31, the General and Administrative expenses for year 2011 were 423,476, and $719,194 for year 2010.

Liquidity:

We get the liquidity from the operation margin, cash invest from the investor (officer), and loan from the bank. As of March 31, 2011 and 2010, we have cash $ 1,854,442 and $ 128,608 respectively. We believe that we have enough cash to meet the demand of next twelve month operation.

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

May 20,  2011                       China Complant Holding Inc.

                                    By: /s/ JianXun Si

                                    ____________________________

                                         JianXun Si, President

By: /s/ QingPing Wang

                                QingPing Wang, CFO